Form 10-K/A
period 2002-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTS SER 2002 1
filed 2004-03-24
CIK 1170024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                       or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                Commission File Number: 333-58504-05; 1-16547


                          Bear Stearns Depositor Inc.
                                  on behalf of
                Trust Certificates (TRUCs), Series 2002-1 Trust
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                              13-4164633
----------------------------------  --------------------------------------
(State or Other Jurisdiction,        (I.R.S. Employer Identification No.)
  Organization or Incorporation)

   383 Madison Avenue, New York,
    New York                                         10179
 -----------------------------------------  -----------------------
 (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  (212) 272-2000

Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                  Name of Registered Exchange
--------------                                  ---------------------------

Trust Certificates (TRUCs), Series 2002-1,
Class A-1                                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NOT APPLICABLE.

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days
Yes /X/    No /__/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  /_/   No /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NOT APPLICABLE.

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date: NOT APPLICABLE

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               Introductory Note

The registrant is the depositor under the trust agreement for the TRUCs Certificates referenced above which are listed on the New York Stock Exchange. The certificates represent interests only in the Trust Certificates (TRUCs), Series 2002-1 Trust and do not represent obligations of or interests in the depositor. The Underlying Securities for the trust are $32,130,000 principal amount of Ford Motor Company 7.70% Debentures due 2097. Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable." Distribution reports detailing receipts and distributions by the trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

Ford Motor Company (the "Underlying Securities Issuer") is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). For information on the Underlying Securities Issuer, refer to the current and periodic reports required to be filed pursuant to the Exchange Act by the Underlying Securities Issuer under its Exchange Act file number, 1-3950. These reports may be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the "Commission") at 450 Fifth Street, N.W., Washington, D.C. 20549, or through the Commission's site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. Neither Bear Stearns Depositor Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Bear Stearns Depositor Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the Underlying Securities Issuer or the Underlying Securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I


Item 1.   Business.
------------------
          Not Applicable

Item 2.   Properties.
--------------------
          Not Applicable

Item 3.   Legal Proceedings.
---------------------------
          None

Item 4.   Submission of Matters To A Vote of Security Holders.
-------------------------------------------------------------
          None


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.
-----------------------------------------------------------------------
     The Trust Certificates (TRUCs), Series 2002-1, Class A-1 certificates are represented by one or more physical certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The certificates are listed on the New York Stock Exchange.

Item 6.   Selected Financial Data.
---------------------------------
          Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------------
          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
          Not Applicable

Item 8.   Financial Statements and Supplementary Data.
-----------------------------------------------------
          Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------
          None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------
          Not Applicable

Item 11.  Executive Compensation.
--------------------------------
          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------------------------------------------------------
          None

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------
          None

Item 14.  Principal Accountant Fees and Services.
------------------------------------------------
          None

                                    PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
---------------------------------------------------------------------------

        (a)    The following documents have been filed as part of this report:

               Exhibits:

               99.1 - Certification by Chief Executive Officer/President of the registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 - Annual Compliance Report by Trustee.

               99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2002, as further described in item 15(b) below, is incorporated herein by reference.

               99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2002 (amended report filed on October 21, 2003), as further described in item 15(b) below, is incorporated herein by reference.

        (b) The following reports on Form 8-K were filed during the period covered by this report:

                  Date of Report                      Event                          Date Filed
                  --------------                      -----                          ----------
                   May 15, 2002                  Distribution Date                   June 17, 2002

                  November 15, 2002              Distribution Date             November 26, 2002(amended
                                                                                report filed on October 21,
                                                                                               2003)

        (c)     See item 15(a) above.

        (d)     Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Bear Stearns Depositor Inc., acting on behalf of Trust Certificates (TRUCs), Series 2002-1 Trust





                   By:  /s/ Timothy Kelley Millet
                        --------------------------------------------------
                        Name:    Timothy Kelley Millet
                        Title:   Chief Executive Officer/President
                        Date:    March 23, 2004