Form 10-K
period 2003-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTS SER 2002 1
filed 2004-03-29
CIK 1170024

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       (Mark One)

          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2003

                                       or

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

                 Commission File Number:       333-58504-05; 001-16547



                           Bear Stearns Depositor Inc.
                                  on behalf of
                 Trust Certificates (TRUCs), Series 2002-1 Trust
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    13-4164633
               --------                                    ----------
     (State or Other Jurisdiction,                      (I.R.S. Employer
     Organization or Incorporation)                     Identification No.)

 383 Madison Avenue, New York, New York                       10179
 --------------------------------------                       -----
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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days
Yes |X|   No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes | |      No |X|

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

                                     PART I

Item 1.  Business.
-----------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
--------------------------
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
------------------------------------------------------------
         None


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

Item 6.  Selected Financial Data.
--------------------------------
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------
         None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
---------------------------------------------------------------------------
         None

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------
         None

Item 14. Principal Accountant Fees and Services.
-----------------------------------------------
         None

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

          99.2 - Annual Compliance Report by Trustee.

          99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2003, as further described in item 15(b) below, is incorporated herein by reference.

          99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2003, as further described in item 15(b) below, is incorporated herein by reference.

          (b) The following reports on Form 8-K were filed during the period covered by this report:

                 Date of Report              Event                Date Filed

                 --------------              -----                ----------
                 May 15, 2003          Distribution Date         May 23, 2003

               November 15, 2003       Distribution Date       November 24, 2003

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

                                      Bear Stearns Depositor Inc. acting on
                                      behalf of Trust Certificates (TRUCs),
                                      Series 2002-1 Trust



                                      By: /s/ Timothy Kelley Millet
                                          -----------------------------
                                      Name: Timothy Kelley Millet
                                      Title: Chief Executive Officer/President
                                      Date: March 26, 2004