Form 10-K
period 2006-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTS SER 2002 1
filed 2007-03-30
CIK 1170024

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006

                                      or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                     Commission File Number: 333-58504-05

                         Bear Stearns Depositor Inc.,
                                 on behalf of:
                Trust Certificates (TRUCs), Series 2002-1 Trust
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 New York                               13-4164633
--------------------------------------     ------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)


 c/o U.S. Bank Trust National Association
       100 Wall Street, Suite 1600
            New York, New York                             10005
-----------------------------------------  -------------------------------------
 (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:  (212)-272-9422
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                 Name of Registered Exchange
--------------                                 ---------------------------
Trust Certificates (TRUCs), Series          New York Stock Exchange ("NYSE")
2002-1, Class A-1

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                 |_| Yes  |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 |_| Yes  |X| No

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
|X| Yes  |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                 |_| Yes  |X| No

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

                                    PART I

Item 1. Business.
-----------------
      Not Applicable

Item 1A. Risk Factors.
---------------------

      Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

      None

Item 2.  Properties.
--------------------
      Not Applicable

Item 3.  Legal Proceedings.
---------------------------
      None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
      None

                                    PART II

Item  5. Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
      Issuer Purchases of Equity Securities.
      --------------------------------------
      The Trust Certificates (TRUCs), Series 2002-1, Class A-1 certificates are represented by one or more physical certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.
---------------------------------
      Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
      Results of Operations.
      ---------------------
      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
      Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
      Not Applicable

Item 9.  Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
      Financial Disclosure.
      --------------------
      None

Item 9A.  Controls and Procedures.
----------------------------------
      Not Applicable

Item 9B.  Other Information.
----------------------------
      None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
      Not Applicable

Item 11.  Executive Compensation.
---------------------------------
      Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
-----------------------------------------------------------------------------
      Related Stockholder Matters.
      ---------------------------
      None

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

            1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust Certificates (TRUCs), Series 2002-1 Trust to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

      --------------------------------------------------------------------------
      Date of Report           Event                     Date Filed
      --------------------------------------------------------------------------
      May 15, 2006             Distribution Date         May 25, 2006
      --------------------------------------------------------------------------
      November 15, 2006        Distribution Date         November 27, 2006
      --------------------------------------------------------------------------


            2.    None.

            3.    Exhibits:

                  31.1 - Rule 13a-14(a)/15d-14(a) (Section 302 Certification).

                  99.1 - Annual Compliance Report by Trustee.

                  99.2 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2006, as further described in Item 15(a)(i) above, is incorporated herein by reference.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2006, as further described in Item 15(a)(i) above, is incorporated herein by reference.

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

            Bear Stearns Depositor Inc., acting on behalf of Trust
                  Certificates (TRUCs), Series 2002-1 Trust

                            By: /s/ Craig Overlander
                            ----------------------------------------------
                            Name: Craig Overlander
                            Title: Chief Executive Officer/President
                            Date: March 29, 2007

                                 EXHIBIT INDEX

-------------------------------------------------------------
 Reference                                         Exhibit
 Number per                                       Number in
Item 601 of                                         this
Regulation SK      Description of Exhibits        Form 10-K
-------------------------------------------------------------
   (31.1)    Rule 13a-14(a)/15d-14(a) (Section
             302 Certification)                     31.1
-------------------------------------------------------------
   (99.1)    Annual Compliance Report by            99.1
             Trustee.
-------------------------------------------------------------
             Registrant's Current Report on Form
             8-K filed with the Securities
             and Exchange Commission on May 25,
   (99.2)    2006, as further described in Item     99.2
             15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on
   (99.3)    November 27, 2006, as further          99.3
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------