Form 10-K
period 2009-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTS SER 2002 1
filed 2010-03-30
CIK 1170024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:                                                      333-58504-05

Bear Stearns Depositor Inc.,
on behalf of:
Trust Certificates (TRUCs), Series 2002-1 Trust

(Exact name of registrant as specified in its charter)

New York	13-4164633
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o U.S. Bank Trust National Association 100 Wall Street, Suite 1600 New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212)-270-8211

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Registered Exchange
Trust Certificates (TRUCs), Series 2002-1, Class A-1	New York Stock Exchange (“NYSE”)

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
Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

1.
Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust Certificates (TRUCs), Series 2002-1 Trust to the certificateholders for the period from January 1, 2009  through and including December 31, 2009 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Date of Report	Event	Date Filed
May 15, 2009	Distribution Date	May 29, 2009
November 16, 2009	Distribution Date	December 1, 2009

2.	None.

3.	Exhibits:

31.1 – Rule 13a-14(a)/15d-14(a) (Section 302 Certification).

99.1 - Annual Compliance Report by Trustee.

99.2 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2009, as further described in Item 15(a)(i) above, is incorporated herein by reference.

99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2009, as further described in Item 15(a)(i) above, is incorporated herein by reference.

(b)	See Item 15 (a) above.

(c)	Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bear Stearns Depositor Inc., acting on behalf of Trust
Certificates (TRUCs), Series 2002-1 Trust

By: /s/ Anthony J. Horan
Name: Anthony J. Horan
Title: Chief Executive Officer/President
Date: March 30, 2010

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Rule 13a-14(a)/15d-14(a) (Section 302 Certification)	31.1
(99.1)	Annual Compliance Report by Trustee.	99.1
(99.2)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3