Form 10-K
period 2011-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTS SER 2002 1
filed 2012-03-14
CIK 1170024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Item 4. Mine Safety Disclosures.
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
None

Item 13. Certain Relationships and Related Transactions, and Director Independence.
None

Item 14. Principal Accounting Fees and Services.
None

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust Certificates (TRUCs), Series 2002-1 Trust to the certificateholders for the period from January 1, 2010 through and including December 31, 2010 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Date of Report	Event	Date Filed
May 15, 2011	Distribution Date	May 27, 2011
November 15, 2011	Distribution Date	November 25, 2011

2.	None.

             3.                  Exhibits:

31.1 - Rule 13a-14(a)/15d-14(a) (Section 302 Certification).

99.1 - Annual Compliance Report by Trustee.

99.2 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011, as further described in Item 15(a)(i) above, is incorporated herein by reference.

99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2011, as further described in Item 15(a)(i) above, is incorporated herein by reference.

(b)           See Item 15 (a) above.

(c)           Not Applicable.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bear Stearns Depositor Inc., acting on behalf of Trust
Certificates (TRUCs), Series 2002-1 Trust

By: /s/ Anthony J. Horan
Name: Anthony J. Horan
Title: Chief Executive Officer/President
Date: March 13. 2012

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Rule 13a-14(a)/15d-14(a) (Section 302 Certification)	31.1
(99.1)	Annual Compliance Report by Trustee.	99.1
(99.2)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2011, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3